Form 10KSB
period 2006-12-31
Universal Tracking Solutions,Inc.
filed 2007-04-18
CIK 1379528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2006.

000-138975
Commission File Number

UNIVERSAL TRACKING SOLUTIONS, INC.
(Name of small business issuer in its charter)

Nevada	20-5249860
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3317 South Higley Road
Suite 114-475
Gilbert, AZ 85297
(877) 279-8877
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The registrant's revenues for the year ended December 31, 2006 were $204,516.

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, computed by reference to the price of such common equity as referenced in Form SB-2 filed with the SEC, of $0.20 per share as of December 31, 2006 was $752,500.

As of April 13, 2007, the registrant had 10,542,500 shares of common stock, par value $0.0001 per share, outstanding.

Page - 1

UNIVERSAL TRACKING, INC.
FORM 10-KSB REPORT INDEX

Title	Page No.
Part I
Item 1. Description of Business	3
Item 2. Description of Property	7
Item 3. Legal Proceedings	7
Item 4. Submission of Matters to a Vote of Securities Holders	7
Part II.
Item 5. Market for Common Equity and Related Stockholder Matters	8
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7. Financial Statements	8
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	18
Item 8A. Controls and Procedures	18
Part III.
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	18
Item 10.Executive Compensation	29
Item 11. Security Ownership of Certain Beneficial Owners and Management	19
Item 12. Certain Relationships and Related Transactions, and Director Independence	19
Item 13. Exhibits	19
Item 14. Principal Accountant Fees and Services	20

Signatures	20
Index to Exhibits	21

Page - 2

PART I

Forward Looking Statements. Certain of the statements included in this annual report on Form 10-KSB, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statement. Universal Tracking Solutions, Inc. (referred to herein, with its predecessors and subsidiaries, as “UTS”, “we”, “us”, and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements.

Factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Item 1. Description of Business

The Company

UTS was incorporated pursuant to the laws of the State of Nevada in July, 2006. UTS is a provider of gps tracking solutions. UTS specialize in fleet management, law enforcement, and finance applications as well as the motorcycle and auto industries. We currently focus on the mid-level fleet tracking space in the United States, Mexico and Canada. This is a market that is estimated to experience explosive high level growth and has been largely ignored by the business sector.

UTS technology provides real-time information of an asset or mobile resource’s location, speed, direction and/or heading. UTS combines GPS technology, wireless communication and a proprietary web site to enhance control, and increase overall efficiency of mobile assets.

UTS provides an effective asset management solutions to a variety of organizations. UTS technology provides real-time information of a mobile resource’s location, speed, heading, and much more. UTS combines GPS technology, wireless communication and a state of the art web site to enhanced control, and increase overall efficiency of mobile assets.

UTS has built a software platform that can be customized to the target clients business needs. Our applications and code are written on an open interface so we can integrate with legacy systems worldwide. Key features of our GPS Tracking systems include:

• Real-time location tracking
• Historical location tracking
• Alarm monitoring
• Device configuration
• System configuration

Products and Services

The physical product is a small black box, approximately 2.6”W x 3.5”L x 1.05”H. It operates by two modems inside the unit. The GPS modem captures the location, speed, heading while the memory in the box, captures runtime, start/stop and other types of data requested by the customer. The cellular modem then transmits all that data back to our server via GPRS or CDMA which is then accessible to the customer to view.

We currently offer two main products. First is a fleet tracking device that can perform all of the services that we offer. The second is a finance or dealership product that performs a limited number of functions. Generally, starter disable and GPS location when a vehicle needs to be recovered.

UTS provides customers with an installation guide and wiring harness. Once the unit is installed, customers use the product by going to our website, www.totallocate.com, and entering in a login and password that they select and their vehicles will all be accessible for tracking. In addition to tracking and monitoring a vehicle, customers can also control certain functions. For example, our services can include:

•	GPS Location determined through the Internet
•	Lock and unlock doors
•	Enable and disable starter
•	Low battery and oil level notification
•	Speed and direction detection
•	Real time stolen vehicle location
•	Alarm functions
•	Outside of boundary notification (Geofence)
•	Start/Stop reports
•	Idle Alerts
•	Engine Hour run time

The software support tools that we offer start with a Diagnostics application that the customer can run for any unit in their fleet. The support application will tell them if the unit is not receiving a strong GPRS or GPS signal, the power voltage is too low to properly power the unit and if their a malfunction of some type with the unit.

UTS also offers 24/7 online email and interactive software support tool that can be accessed by all of our customers, as well as a support staff on hand that can go to a customer’s site and troubleshoot problems if necessary.

Typical Revenue Producing Transaction

UTS sells GPS tracking units and provides on going services and support related to the units. Revues are generated from both the sale of the unit, as well as the on going maintenance and support the products. Approximately 70% of our sales are recurring in nature. Once a unit is sold, the customer pays a monthly monitoring fee to stay connected to their units, similar to a security monitoring or cellular phone fee. Our monthly plans range from $12 - $49.99 depending on the size of the fleet and the extent of the tracking servicesprovided.

We recognize revenue at the time that all services have been substantially completed.

Strategic Relationships

UTS has several distribution partners who are strategically focused on large scale applications. We are also working with master distributors to expand out point of presence in the marketplace. A copy of our distribution agreement is included in the exhibits. Partnering with companies who have experience selling into verticals such as finance, construction, fleet and automotive has been our focus as we move further toward creating a niche in the marketplace. UTS also has strategic relationships with a variety of vendors who supply various products and software support. This includes the manufacturing of our tracking units, mapping software, cellular coverage, etc.

Our distribution partners are assigned exclusive territories and are required to maintain a minimum number of unit sales, per quarter, in order to maintain exclusivity in their assigned territories. These relationships can be terminated upon the proper written notice, or due to failure to meet specific quarterly sales.

UTS currently has approximately 26 distributors nationwide to sell our product direct to customers. UTS also has an internal sales force, consisting of five employees, that sells directly to larger customers.

The Market

The market for GPS tracking technologies is large. While we currently target our products to the automotive segment of the GPS market, our products and services can be used to track any assets. Our tracking units can be used as an effective asset management solutions to a variety of organizations seeking to track assets.

Our customer base is spread throughout the United States. Our current focus is in the West and Southwest United States. We currently have over 650 units in service.

Competition

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on GPS technology. We also believe that makers of auto theft prevention devices and GPS devices can be viewed as competition. Several of the competitors and potential entrants into the vehicle tracking market have greater resources than we do. In addition, there can be no assurance that a competitor will not develop a system which would compete with or be superior to our systems.

We believe that we face competition from companies selling similar tracking products such as LoJack® and OnStar®, vehicle alarms and third party warranty and insurance products; not because the products are comparable to the products we offer, but because they are competing for available consumer funds in the automobile security and tracking products after-market.

Unlike other competitors in the market, UTS is web based and allows users to pinpoint location, speed, direction, as well as manage complex fleet solutions from any web based environment. Additionally, we offer a customized package of hardware and software services rather than are packaged solution.

Employees and Strategic Advisors

As of the date of this prospectus we have 5 full-time employees. UTS also utilizes both internal and independent sales forces, as well as a varying number of independent contractors. Our internal sales force consist of 5 sales people.

Our Offices

Our executive offices are located at 3317 S. Higley Rd., Suite 114-475, Gilbert, AZ 85297. Out telephone number is 877-279-8877. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

Page - 3

Governmental Regulations

We are not aware of any existing or probable governmental regulations which will have a material effect on our business.

Seasonality

We have not found our business to be seasonal in nature.

Legal Proceedings

We are not a party to any pending legal proceeding nor are any legal actions contemplated by us at this time.

Risk Factors

If we are not able to generate sufficient funds from our operations and other financing sources, we may not be able to finance our operations.

We have historically needed substantial amounts of cash to fund our working capital requirements. As a result we may have to seek debt and equity financing to meet our working capital requirements. Furthermore, we have incurred losses in the past that may affect our ability to obtain financing. In addition, financing may not be available to us in the future on acceptable terms or at all. In the event additional capital is not available, we may be forced to sell some of our assets on unfavorable terms or on an untimely basis.

We Lost Money in 2006

We have incurred net losses from operations in 2006. Our net loss for the fiscal year ended December 31, 2006 was $211,585 and as of December 31, 2006 had an accumulated deficit of $211,585. While we expect to become profitable in 2007, we can not guarantee profitability. We expect our operating expenses to continue to increase as we attempt to build our brand, expand our customer base and make acquisitions. While we expect to be profitable in 2007, to become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

We Require Additional Capital to Fund Our Current Operations and to Make Acquisitions. We May Have to Curtail Our Business if we Cannot Find Adequate Funding

The expansion and development of our business will require significant additional capital, which we may be unable to obtain on suitable terms, or at all. We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. If we are unable to obtain adequate funding on suitable terms, or at all, we may have to delay, reduce or eliminate some or all of our advertising, marketing, acquisition activity, general operations or any other initiatives.

Our Principal Stockholders, Officers and Directors Own a Controlling Interest in Our Voting Stock and Investors Will Not Have Voice in Our Management

Our officers, directors and stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 30% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The Application of the “Penny Stock Regulation” Could Harm the Market Price of Our Common Stock

Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker−dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker−dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker−dealer also must disclose the commissions payable to both the broker−dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker−dealers to sell our securities and may have the effect of reducing the level of trading activity and price of our common stock in the secondary market.

Because we do not intend to pay any cash dividends on our common stock, our Shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our Shareholders will not be able to receive a return on their shares unless they sell them. There is no assurance that Shareholders will be able to sell shares when desired or that when they chose to do so, that they will receive a return on their investment in the Common Stock.

Page - 4

As a public company, our administrative costs will be significantly higher than they are now, which will make it more difficult for us to be profitable and cash flow positive. Difficulties in complying with the Sarbanes-Oxley Act and other legal and accounting requirements applicable to public companies could affect our market value.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Commission, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Expenses as a result of our being a public company include additional amounts for legal and accounting services, transfer agent fees, additional insurance costs, printing and filing fees and fees for investor and public relations.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our corporate charter authorizes the issuance of 100,000,000 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

We Compete With Numerous Larger Competitors, Many Of Which Are Better Financed And Have A Stronger Presence In The Industry Than Ourselves.

We were established in July, 2006. There can be no assurance that we will ever achieve significant revenues or any profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

As many of these firms have significantly stronger name recognition than ourselves, they are in a position to quickly attract clients which are in need of products and services thus adversely impacting our potential pool of clients. Our sales and marketing structure is not proprietary and it would not be difficult for a company to offer similar services. Further, entry into the marketplace by new competitors is relatively easy especially considering their existing presences and their greater resources for financing, advertising and marketing.

Page - 5

We Have A Limited Operating History And Have Losses Which We Expect To Continue In The Future. As A Result, We May Have To Suspend Or Cease Operations.

We were incorporated in July, 2006. Thus, we have little operating history upon which an evaluation of our future success or failure can be made. We have generated minimal revenue since our inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to procure new business and generate revenues.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because our minimum operating expenses continue to exceed our projected revenues. Our failure to generate sufficient revenues in the future may cause us to suspend or cease operations.

We Have Key Employees And As A Result We Are Dependent On Their Services And A Loss Of These Key Employees Could Have A Material Adverse Effect Upon Us.

We have key employees that are an integral part of our business. There can be no assurance that these employees will remain with us. In the event that we were to lose any of these employees, there can be no assurances that we would be able to retain qualified staff. Further, we do not maintain any key man life insurance policies on our officers and/or directors. Therefore, the loss of the service of either of our employees could have a material adverse effect upon us.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to apply for admission to quotation of our securities on the NASD OTC Bulletin Board after this prospectus is declared effective by the SEC. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

We Make Estimates Of Our Future In Forward-looking Statements.

The statements contained in this prospectus that are not historical fact are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or current our expectations with respect to the future operations, performance or position. These forward-looking statements are predictions. We cannot assure you that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to our business, which, although currently considered reasonable by us, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this prospectus. These forward-looking statements are based on current information and expectation, and we assume no obligation to update them at any stage. Therefore, our actual experience and results achieved during the period covered by any particular forward-looking statement may differ substantially from those anticipated. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that these estimates will be realized, and actual results may vary materially. We can not assure that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Our growth depends in part on the development, production and market acceptance of new products which we cannot assure will happen successfully.

To maintain competitiveness in our industry we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards or changing customer requirements. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenues. If the release date of any future products or enhancements is delayed, or if these products or enhancements fail to achieve market acceptance when released, our revenues may decrease, we may not be able to recover our costs and our competitive position may be harmed.

Page - 6

Economic downturns could reduce the level of consumer spending within the automobile industry, which could adversely affect demand for our products and services.

Consumer spending in the automobile industry is often discretionary and may decline during economic downturns, when consumers have less disposable income. Our primary focus for domestic growth involves increasing our sales through existing automobile dealer channels and markets. Consequently, any change in general economic conditions resulting in a significant decrease in dealer automobile sales could adversely impact our future revenues and earnings.

If a court determines that our technology infringes on third parties’ intellectual property, we will likely face significant costs and we may lose our rights to the technology, which would harm our business.

We may be subject to infringement claims as the number of products and competitors in our industry grows. It is possible that we will inadvertently violate the intellectual property rights of other parties and those third parties may choose to assert infringement claims against us. If we are unsuccessful in any litigation based on a claim of infringement, in addition to exposure to substantial damages, we could be required to expend considerable resources to modify our products, to develop non-infringing technology or to obtain licenses to permit our continued use of the technology that is the subject matter of the litigation. If we are unsuccessful at these endeavors we may be enjoined from using the technology subject to the infringement claim which, depending on its importance to our product line and business, could cause us to incur substantial liabilities and could adversely affect our profits, perhaps significantly. In addition, any future litigation to defend ourselves against allegations that we have infringed the rights of others could result in substantial costs to us, impede the development and sale of the affected product or intellectual property and divert the efforts of our technical and management personnel, even if we ultimately prevail.

We depend on a limited number of third parties to manufacture and supply infrastructure components for our principal products. If our suppliers cannot provide the components or services we require, our ability to market and sell our products could be harmed.

Currently we rely on suppliers to manufacture our products. If our suppliers fails to supply these components in a timely manner that meet our quantity, quality or cost requirements, or technical specifications, we cannot be assured that we will be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in supply of products that we purchase from our suppliers, or a significant increase in the price of these units, could have a material adverse effect on our marketing and sales initiatives regarding our products, which would hurt our business objectives and financial results.

Item 2. Description of Property

Our executive offices are located at 3317 S. Higley Rd., Suite 114-475, Gilbert, AZ 85297. Out telephone number is 877-279-8877. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

Item 3. Legal Proceedings

We are a party to litigation that is incidental to our business and neither we nor any of our property is subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Securities Holders

None

Page - 7

PART II

Item 5. Market for Common Equity and Related Stockholder Matters Market Price for Common Stock

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to apply for admission to quotation of our securities on the NASD OTC Bulletin Board after this prospectus is declared effective by the SEC. No market makers have committed to becoming market makers for our common stock and none may do so.

Dividend Policy

We have not declared or paid any dividends on our common stock since our incorporation. We currently intend to retain earnings for our capital needs and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. We expect that any loan agreements we enter into in the future will likely contain restrictions on the payment of dividends on our common stock. Future policy with respect to dividends will be determined by our Board of Directors based upon our earnings and financial condition, capital requirements and other considerations.

Recent Sales of Unregistered Securities

On July 19, 2006, the Board of Directors approved the issuance of 7,500,000 restricted shares of the Company’s $.0001 par value common stock for $750 of services. The stock was issued, at inception, at par value for services provided in relation to the initial incorporation and set up of the organization. These services had a value of $750.

On August 1, 2006, the Board of Directors approved the issuance of 2,000,000 restricted shares of the Company’s $.0001 par value common stock, and 2,000,000 warrants to purchase 2,000,000 additional shares of the Company’s common stock for $.20 per share, for a total investment of $150,000.

On September 30, 2006, the Board of Directors approved the issuance of 1,042,500 restricted shares of the Company’s $.0001 par value common stock for a total investment of $208,500.

Purchases of Equity Securities

We made no purchases of our common stock.

Equity Compensation Plan Information

We currently have no Stock Incentive Plan.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a review of certain aspects of our financial condition and results of operations and should be read in conjunction with the Notes to Consolidated Financial Statements in Item 7 and Description of Business in Item 1.

UTS was incorporated pursuant to the laws of the State of Nevada in July, 2006. UTS is a provider of gps tracking solutions. UTS specialize in fleet management, law enforcement, and finance applications as well as the motorcycle and auto industries. We currently focus on the mid-level fleet tracking space in the United States, Mexico and Canada. This is a market that is estimated to experience explosive high level growth and has been largely ignored by the business sector.

UTS technology provides real-time information of an asset or mobile resource’s location, speed, direction and/or heading. UTS combines GPS technology, wireless communication and a proprietary web site to enhance control, and increase overall efficiency of mobile assets.

UTS provides an effective asset management solutions to a variety of organizations. UTS technology provides real-time information of a mobile resource’s location, speed, heading, and much more. UTS combines GPS technology, wireless communication and a state of the art web site to enhanced control, and increase overall efficiency of mobile assets.

UTS has built a software platform that can be customized to the target clients business needs. Our applications and code are written on an open interface so we can integrate with legacy systems worldwide. Key features of our GPS Tracking systems include:

• Real-time location tracking
• Historical location tracking
• Alarm monitoring
• Device configuration
• System configuration

The physical product is a small black box, approximately 2.6”W x 3.5”L x 1.05”H. It operates by two modems inside the unit. The GPS modem captures the location, speed, heading while the memory in the box, captures runtime, start/stop and other types of data requested by the customer. The cellular modem then transmits all that data back to our server via GPRS or CDMA which is then accessible to the customer to view.

We currently offer two main products. First is a fleet tracking device that can perform all of the services that we offer. The second is a finance or dealership product that performs a limited number of functions. Generally, starter disable and GPS location when a vehicle needs to be recovered.

UTS provides customers with an installation guide and wiring harness. Once the unit is installed, customers use the product by going to our website, www.totallocate.com, and entering in a login and password that they select and their vehicles will all be accessible for tracking. In addition to tracking and monitoring a vehicle, customers can also control certain functions. For example, our services can include:

•	GPS Location determined through the Internet
•	Lock and unlock doors
•	Enable and disable starter
•	Low battery and oil level notification
•	Speed and direction detection
•	Real time stolen vehicle location
•	Alarm functions
•	Outside of boundary notification (Geofence)
•	Start/Stop reports
•	Idle Alerts
•	Engine Hour run time

The software support tools that we offer start with a Diagnostics application that the customer can run for any unit in their fleet. The support application will tell them if the unit is not receiving a strong GPRS or GPS signal, the power voltage is too low to properly power the unit and if their a malfunction of some type with the unit.

UTS also offers 24/7 online email and interactive software support tool that can be accessed by all of our customers, as well as a support staff on hand that can go to a customer’s site and troubleshoot problems if necessary.

Liquidity and Capital Resources

We ended 2006 with working capital of approximately $147,151. We commenced operations in 2006 and no operation in 2005.

Results of Operations 2006 to 2005

We recognize revenues at the time that all services have been substantially completed or products have been delivered.

Revenue for the year ended December 31, 2006 was $204,516. We were organized on July 19, 2006, thus the period ended December 31, 2006 was not a full year of operations. The increase in Sales is attributable to the start of our marketing efforts. We expect sales to continue as our marketing efforts our increased. There are no previous years to compare as we began operations in July, 2006.

Our operating expenses were $213,444 in 2006. This is attributable to our sales and marketing efforts.

Other income was $42 in 2006. This is attributable to interest income.

As a result of the above, the net loss for the year ended December 31, 2006 was $211,585 or $0.02 per share. This loss is attributable to the building of our infrastructure and increased marketing efforts. While we may continue to experience losses in the short term, we believe our profitability will increase as our marketing efforts generate increased sales.

Please refer to our financial statements, beginning on Page F-1, for additional details pertaining to our first quarter of operations.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

Please refer to our financial statements, beginning on Page F-1 of this prospectus, for specific accounting policies pertaining to our operations.

Item 7. Financial Statements

Page - 8

INDEPENDENT AUDITORS' REPORT

Independent Auditor’s Report

To the Board of Directors of
Universal Tracking Solutions, Inc.
Gilbert, AZ

We have audited the accompanying balance sheet of Universal Tracking Solutions, Inc. as of December 31, 2006, and the related statements of operations, stockholders equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, including the balance sheet as of December 31, 2006, and the related statements of operations, stockholders equity, and cash flows for the year ended December 31, 2006, presents fairly, in all material respects, the financial position of Universal Tracking Solutions, Inc. as of December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Robert L. White & Associates, Inc.

/s/ Robert L White & Assoicates, Inc.
Robert L. White & Associates, Inc.
March 29, 2007
Cincinnati, OH

Universal Tracking Solutions, Inc.
Balance Sheet
December 31, 2006

ASSETS

Current Assets:
Cash	$31,000
Accounts receivable	45,423
Inventory	42,088
Note Receivable	20,000
Other Current Assets	39,900
Total Current Assets	178,411

Fixed Assets, Net	1,194

Total Assets	179,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	31,026
Accrued liabilities	234
Total Current Liabilities	31,260

Stockholders' Equity:
Common stock at $0.0001 par value; authorized 100,000,000 shares; 10,542,500 shares issued and outstanding	1,054
Additional paid-in capital	358,886
Accumulated deficit	(211,585)
Stockholders’ Equity	148,345

Total Liabilities and Stockholders' Equity	$179,605

See accompanying notes

Universal Tracking Solutions, Inc.
Statement of Operation
For the Year Ended December 31, 2006

2006

Revenue	$204,516
Cost of Revenue	202,699
Gross Profit	1,817

Operating Expenses	213,444

Operating Income (Loss)	(211,627)

Other Income (Expense)	42

Net Income (Loss)	$(211,585)

Basic and diluted loss per share	$(0.02)

Weighted average number of common shares outstanding	9,756,954

See accompanying notes

Universal Tracking Solutions, Inc.
Statement of Changes in Stockholders’ Equity
For the Year Ended December 31, 2006

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, July 19, 2006	-	$-	$-	$-	$-
Issuance of common stock for service	7,500,000	750	-	-	750
Issuance of common stock for cash	2,000,000	200	149,800	-	150,000
Issuance of common stock for cash	1,042,500	104	208,406	-	208,500
Donated Inventory	-	-	680	-	680
Net loss	-	-	-	(211,585)	(211,585)
Balance, September 30, 2006	10,542,500	1,054	358,876	(211,585)	148,345

See accompanying notes

Universal Tracking Solutions, Inc.
Statement of Cash Flows
For the Year Ended December 31, 2006

2006
Cash Flows From Operating Activities
Net loss	$(211,585)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	750
Changes in operating assets and liabilities:
Accounts Receivable	(45,423)
Inventory	(42,088)
Note Receivable	(20,000)
Prepaid Expenses	(39,900)
Accounts Payable	31,026
Accrued Liabilities	234
Total adjustments	(115,401)

Net cash flows from operating activities	(326,986)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,194)
Net cash flows from investing activities	(1,194)

Cash Flows From Financing Activities
Donated Inventory	680
Proceeds from sale of common stock	358,500
Net cash provided by financing activities	359,180

Net Change in Cash	31,000

Cash, Beginning of the Period	0

Cash, End of the Period	$31,000

See accompanying notes

Universal Tracking Solutions, Inc.
Notes to Financial Statements

Note A - Nature of Operations and Basis of Presentation

Nature of Operations

Universal Tracking Solutions, Inc. was incorporated on July 11, 2006 in the state of Nevada (“UTS”, or the “Company”). UTS is an application based solutions provider of telemetry tracking systems. UTS specialize in fleet management, law enforcement, and finance applications as well as the motorcycle and auto industries.

Basis of Presentation

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Product and service revenue and the related labor costs and payroll are recorded in the period in which services are performed or products are delivered. All revenues are accounted for once they are earned. Units Sales are reported upon delivery of the product and the month maintenance fees are recognized when service is provided. Customers typically pay for monitoring services on a monthly basis.

Accounts Receivable

UTS’ trade accounts receivable result from the sale of its products and services, and consist of private and public companies. UTS uses the allowance method to account for uncollectible accounts. Bad debt expense for the year ended December 31, 2006 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose UTS to concentrations of credit risk consist principally of trade accounts receivable.

UTS’ trade accounts receivable result from the sale of its products and services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. UTS had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales for the year ended December 31, 2006.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

UTS estimates that the fair value of all financial instruments at December 31, 2006 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Property and Equipment

Property and equipment are recorded at historical cost and include expenditures, which substantially increase the useful lives of existing property and equipment. Maintenance and repairs are charged to operations when incurred.

Depreciation of property and equipment is computed primarily using the straight-line method based on estimated useful lives (furniture and fixtures, 6 to 7 years, office equipment 5 to 7 years, and computers and software, 3 to 5 years). Depreciation for income tax purposes is computed principally using the straight line method and estimated useful lives.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. UTS did not have direct-response advertising costs during the year ended December 31, 2006.

Accounting for Stock-based Compensation

UTS accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Accordingly, compensation costs for stock options and warrants are measured as the excess, if any, of the fair value of the stock at the date of grant, over the stock option exercise price. Value Consulting accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") Under SFAS No. 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.

Income Taxes

UTS records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes". Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax assets represent the expected benefits from net operating losses carried forward and general business credits that are available to offset future income taxes.

Loss Per Share

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company currently has no such financial instruments outstanding or under consideration and does not expect the adoption of this standard to effect the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

 In December 2003, the FASB issued FASB Interpretation No. 46, “Amended Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and, for interim periods beginning after December 15, 2003, for interests acquired prior to February 1, 2003. The Company does not currently have relationships with entities meeting the criteria set forth in FIN No. 46 and is not required to include any such entities in its financial statements pursuant to the provisions of FIN No. 46.

Effective as of December 31, 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

In December 2004, FASB issued SFAS No. 123 (revised 2004) "Share Based Payment" (SFAS No. 123R), a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and, instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has yet to determine the effect SFAS No. 123R may have on its financial statements, if any.

As per Note D, Issuance of Common Stock, stock was issued in return for services provided in the initial set up of the organization.

There are no differences between historical and pro-forma stock based compensation value.

Note B - Income Taxes

For income tax purposes UTS had $211,585 of net operating losses for the period ended December 31, 2006, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Note Receivable

On October 1, 2006, UTS entered into a short-term, month to month loan with a shareholder for $20,000. As of December 31, 2006 the balance of the loan was $20,000.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the period ended December 31, 2006 amounted to $0.

During the year ended December 31, 2006, UTS issued 10,542,500 shares of restricted common stock, valued at $359,250, to various investors and service providers, including both of the Company’s officers and directors.

Note E - Stockholders’ Equity

Issuance of Common Stock

On July 19, 2006, the Board of Directors approved the issuance of 7,500,000 restricted shares of the Company’s $.0001 par value common stock for $750 of services. The stock was issued, at inception, at par value for services provided in relation to the initial incorporation and set up of the organization. These services had a value of $750.

On August 1, 2006, the Board of Directors approved the issuance of 2,000,000 restricted shares of the Company’s $.0001 par value common stock, and 2,000,000 warrants to purchase 2,000,000 additional shares of the Company’s common stock for $.20 per share, for a total investment of $150,000.

On September 30, 2006, the Board of Directors approved the issuance of 1,042,500 restricted shares of the Company’s $.0001 par value common stock for a total investment of $208,500.

Common Stock Warrants

As of September 30, 2006, there were 2,000,000 stock warrants outstanding which are due to expire on July 31, 2008. Each warrant has an exercise price of $.20 per share. All stock warrants are exercisable.

Note E - Commitments and Contingencies

Operating Leases

UTS currently has no lease obligations. Our executive offices our located in Gilbert, AZ. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

Litigation

As of December 31, 2006, UTS did not have any outstanding legal issues outside of the ordinary course of business.

Note F - Subsequent Events

There are no subsequent events.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.
Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of December 31, 2006, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes made in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, during the period covered by this report.

PART III

Item 9 Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Additional information required by this Item 9 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” in this report.
Presently, UTS has a total of four officers and directors. The following table identifies, as of April 13, 2007, each executive officer and director of the Company.

Name	Age	Position
Keith A. Tench	36	Chairman and CEO
Terrell J. Horne	26	CFO
Don E. Quarterman, Jr.	38	Director
Daniel Seifer	31	Director

Background of Executive Officers, Directors and Significant Employees

Keith A. Tench - Mr. Tench has been Chairman and CEO of UTS since inception. Mr. Tench is responsible for the growth and development of Universal Tracking Solutions. Prior to UTS, Mr. Tench spent the past five years working as President of a publicly traded GPS company and as a Global Account Executive at AT&T Wireless, where he was responsible for the advancement of Hewlett-Packard, Compaq Computers and Agilent Technologies. Mr. Tench coordinated a national team of over 80 representatives that provided sales implementations with remote national locations. His experience, and knowledge, of the industry is a valuable attribute. Mr. Tench was also Mr. Tench graduated from Sonoma State University with a BA in Communication and Information Studies.

Terrell J. Horne - Mr. Horne has been CFO since inceptions. He is responsible for the profitability and financial accuracy of Universal Tracking Solutions. He assists in the audits as well as driving costs out of the business by continuing to focus on every expense. Mr. Horne brings experience in accounting and finance with both GPS and start-up companies. Moreover, his depth of knowledge of going through public offerings with former companies will be an added value to UTS.

Don E. Quarterman, Jr. - Mr. Quarterman joined UTS, as a Board Member, at its inception. Mr. Quarterman brings with him over 12 years of financial and consulting experience in venture capital, mergers and acquisitions, and strategic consulting. Mr. Quarterman is a Managing Partner and co-founder of PCS Venture Partners, LLC, a business consulting firm that invests in and works with emerging growth companies. From 1997 to 2000, Mr. Quarterman was Director of Operations for Catalyst Ventures, an Investment Banking firm located in Tampa, Florida. From 1993 to 1997, Mr. Quarterman was a Vice President at Geneva Corporate Finance, one of the largest middle-market merger and acquisition firms in the United States. Mr. Quarterman earned an MBA degree, with a concentration in Finance and Entrepreneurship, from the University of South Florida.

Daniel Seifer - Mr. Seifer joined UTS as a Director at its inception. Mr. Seifer has spent the last 12 years working in the public markets as an independent consultant. His experience includes investor relations, consulting, raising capital, mergers and acquisitions, and public relations. Mr. Seifer graduated from Michigan State with a degree in Engineering and a Business Minor.

Item 10. Executive Compensation

Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our officers as of December 31, 2006.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary (1)	Bonus	Securities Underlying Options	All Other Compensation (2)
Keith A. Tench	2006	$50,000	$-	-	$120
Terrell J. Horne	2006	$47,000	$-	-	$78

(1) The salary listed reflects the annual compensation for each officer.
(2) 7,500,000 shares of common stock were issued, as compensation, at the Company’s inception. These shares were issued, at par value, for services rendered at an estimated total value of $750. Of this, 3,500,000 were issued to management and employees. Mr Tench and Mr. Horne received a total of 1,980,000 shares for services rendered totaling approximately $198 in total value.

Option Grants During Last Fiscal Year

No options, warrants or similar rights to purchase our Common Stock have been granted to any officers or directors.

Employment Agreements

There are no employment agreements to date.

Compensation of Directors

Our directors receive no compenation as members of our board. Our directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at board meetings. The following table summarizes compensation that our directors earned during 2006 for services as members of our Board of Directors.

Page - 18

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of April 13, 2007, there were 10,542,500 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2007:

-	all directors
-	each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
-	each executive officer named in the Summary Compensation Table
-	all directors and executive officers as a group

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Keith Tench c/o Universal Tracking Solutions, Inc. 3137 South Higley Street, Suite 114-475 Gilbert, AZ 85297	1,200,000	9.57%
Common Stock	Terrell Horne c/o Universal Tracking Solutions, Inc. 3137 South Higley Street, Suite 114-475 Gilbert, AZ 85297	780,000	6.22%
Common Stock	Don Quarterman, Jr. c/o Universal Tracking Solutions, Inc. 3137 South Higley Street, Suite 114-475 Gilbert, AZ 85297	1,000,000	7.67%
Common Stock	Daniel Seifer c/o Universal Tracking Solutions, Inc. 3137 South Higley Street, Suite 114-475 Gilbert, AZ 85297	600,000	4.67%
Common Stock	All Officers and Directors as a Group	3,580,000	28.13%

(1) Includes 500,000 shares and 500,000 warrants
(2) Includes 300,000 shares and 300,000 warrants
(3) This does not include approximately 83,333 shares that Mr. Quarterman will receive as part of the dividend distribution to Smarts Oil and Gas shareholders.
(4) This does not include approximately 1,708,783 shares that Mr. Seifer will receive as part of the dividend distribution to Smarts Oil and Gas shareholders.

The following table sets forth information concerning the beneficial ownership of shares of our Common Stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our Common Stock as of December 31, 2006. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty (60) days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them. Percentage ownership is based on 10,542,500 shares of Common Stock outstanding as of December 31, 2006.

There is no public trading market for our shares of common stock. In addition to the officers and directors listed above, the following shareholders own more than 5% of the total shares outstanding. For a discussion regarding our dividend policy as related to our common stock please see "Description of Securities."

		Percentage of Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Shares Before the Offering	After the Offering Assuming All Are Sold
Smarts Oil and Gas, Inc. (1)	4,000,000	4,000,000	0
Mark Seifer (2)	800,000	800,000	0
Wesley Pierce (3)	800,000	800,000	0
Brian Ramsey (4)	800,000	800,000	0

(1) Smarts Oil and Gas, Inc. has declared a stock dividend, consisting of 4,000,000 shares of common stock, to its shareholders. In connection with this registration, Smarts Oil and Gas will issue its shareholders one share of our common stock for every six shares of Smarts Oil and Gas common stock issued and outstanding as of the record date September 15, 2006. Smarts Oil and Gas will distribute our shares to its shareholders as soon as practicable after this Registration Statement is declared effective. Smarts Oil and Gas is distributing the shares to its shareholders upon effectiveness of this registration statement so that the shares will be delivered free and clear of any restrictions. Smarts Oil and Gas had approximately 180 shareholders as of the record date of the stock dividend.
(2) Includes 400,000 shares and 400,000 warrants
(3) Includes 400,000 shares and 400,000 warrants
(4) Includes 400,000 shares and 400,000 warrants

Stock Option and Incentive Plans

There are no stock option or incentive plans.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Smarts Oil and Gas, Inc., has declared a stock dividend, consisting of the 4,000,000 shares of common stock the company owns, to its shareholders. Upon approval of a registration statement filed with the Securities and Exchange Commission, Smarts Oil and Gas will issue its shareholders one share of our common stock for every six shares of Smarts Oil and Gas common stock issued and outstanding as of the record date September 15, 2006. Smarts Oil and Gas will distribute our shares to its shareholders as soon as practicable after the Registration Statement is declared effective. Smarts Oil and Gas is distributing the shares to its shareholders upon effectiveness of a registration statement so that the shares will be delivered free and clear of any restrictions. Smarts Oil and Gas had approximately 180 shareholders as of the record date of the stock dividend. As noted in the beneficial ownership section of this Form 10-KSB, Mr. Seifer and Mr. Quarterman are officers of both Smarts Oil and Gas, Inc. and Universal Tracking Solutions. The distribution to the shareholders of Smarts Oil and Gas, Inc. is part of a dividend distribution declared to the shareholders as of the record date of September 15, 2006. Neither Mr. Seifer or Mr. Quarterman will receive any compensation as part of the transaction.

Item 13. Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on November 28, 2006
(2) incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on November 28, 2006
(3) incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on November 28, 2006

Page - 19

Item 14. Principal Accountant Fees and Services

The following are the fees billed us by our auditors, Robert L. White and Associates, Inc., for services rendered thereby during 2006:

	2006	2005
Audit Fees	$10,000	$-
Audited Related Fees	-	-
Tax Fees	-	-
Total Fees	$10,000	-

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Tracking Solutions, Inc., a Nevada Corporation

Dated April 16, 2007	By: Keith Tench
Keith Tench, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Keith Tench		April 16, 2007
Keith Tench	Chief Executive Officer and Director

/s/ Terrell Horne		April 16, 2007
Terrell Horne	Chief Financial Officers and Director

/s/ Daniel Seifer		April 16, 2007
Daniel Seifer	Director

/s/ Don Quarterman, Jr.		April 16, 2007
Don Quarterman, Jr.	Director

Page - 20

Exhibit Index

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on November 28, 2006
(2) incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on November 28, 2006
(3) incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on November 28, 2006

Page - 21