Form 10QSB
period 2007-03-31
Universal Tracking Solutions,Inc.
filed 2007-05-15
CIK 1379528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

UNIVERSAL TRACKING SOLUTIONS, INC.

Universal Tracking Solutions, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-5249860
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3317 South Higley Road Suite 114-475 Gilbert, AZ 85297
(Address of Principal Executive Offices)

(877) 279-8877
(Issuer's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If changed since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2007, there were outstanding 10,542,500 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Page - 1

VALUE CONSULTING, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Page - 2

UNIVERSAL TRACKING SOLUTIONS, INC.
BALANCE SHEET
MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS
	2007	2006
Current Assets:
Cash	$ 84,272	$ 31,000
Accounts receivable	56,291	45,423
Inventory	22,654	42,088
Note receivable	20,000	20,000
Other current assets	4,079	39,900
Total current assets	187,296	178,411

Fixed assets, net	1,194	1,194

Total Assets	$188,490	$179,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 25,853	$ 31,026
Note payable - related party	$ 133,000	$ -
Accrued liabilities	3,775	234
Total current liabilities	162,628	31,260

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: March 31, 2007 - 10,542,500 shares; December 31, 2006 - 10,542,500 shares	1,054	1,054
Paid-in capital	358,876	358,876
Accumulated deficit	(334,068)	(211,585)
Total stockholders’ equity (deficit)	25,862	148,345

Total Liabilities and Stockholders’ Deficit	$188,490	$179,605

See accompanying notes to these financial statements.

Page - 3

UNIVERSAL TRACKING SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

2007

Revenue	$ 142,671
Cost of revenue	122,888
Gross profit	19,783

Operating expenses	141,935

Operating income	(122,152)

Other income (expense)	(331)

Net income (loss)	$ (122,483)

Basic and diluted loss per share	$ (0.01)

Weighted average number of common shares outstanding	10,542,500

See accompanying notes to these financial statements.

Page - 4

VALUE CONSULTING, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

2006
Cash Flows From Operating Activities
Net loss	$ (122,483)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-
Changes in operating assets and liabilities:
Accounts receivable	(10,868)
Inventory	19,434
Note receivable	-
Other current assets	35,821
Accounts payable	(5,173)
Note payable - related party	133,000
Accrued liabilities	3,541
Total adjustments	175,755

Net cash flows from operating activities	53,272

Cash Flows From Investing Activities
Purchases of property and equipment	-
Net cash flows from investing activities	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-
Net cash provided by financing activities	-

Net Change in Cash	$ 53,272

Cash, Beginning of the Period	$ 31,000

Cash, End of the Period	$ 84,272

See accompanying notes to these financial statements.

Page - 5

UNIVERSAL TRACKING SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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

Accounts Receivable

UTS’ trade accounts receivable result from the sale of its products and services, and consist of private and public companies. UTS uses the allowance method to account for uncollectible accounts. Bad debt expense for the year three months ended March 31, 2007 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose UTS to concentrations of credit risk consist principally of trade accounts receivable.

UTS’ trade accounts receivable result from the sale of its products and services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. UTS had two customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales for the three months ended March 31, 2007. Two customers represented a cumulative total of 52% of gross accounts receivable and 41% of net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

UTS estimates that the fair value of all financial instruments at March 31, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Page - 6

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. UTS did not have direct-response advertising costs during the three months ended March 31, 2007.

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

Page - 7

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

Note B - Income Taxes

For income tax purposes UTS had $122,483 of net operating losses for the three months ended March 31, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Note Receivable

On October 1, 2006, UTS entered into a short-term, month to month loan with a shareholder for $20,000. As of March 31, 2007 the balance of the loan was $20,000.

Note D - Related Party Transactions

Note Payable

On February 1, 2007, UTS entered into a non-interest bearing short-term credit agreement with Dan Seifer, a director and shareholder of the Company, for a total of $133,000. As of March 31, 2007 $133,000 was outstanding under this agreement.

Note E - Cash Flow Supplemental Information

Cash paid for interest during the period ended March 31, 2007 amounted to $331.

During the year ended December 31, 2006, UTS issued 10,542,500 shares of restricted common stock, valued at $359,250, to various investors and service providers, including both of the Company’s officers and directors.

Note F - Stockholders’ Equity

Issuance of Common Stock

On July 19, 2006, the Board of Directors approved the issuance of 7,500,000 restricted shares of the Company’s $.0001 par value common stock for $750 of services. The stock was issued, at inception, at par value for services provided in relation to the initial incorporation and set up of the organization. These services had a value of $750.

Page - 8

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

Common Stock Warrants

As of March 31, 2007, there were 2,000,000 stock warrants outstanding which are due to expire on July 31, 2008. Each warrant has an exercise price of $.20 per share. All stock warrants are exercisable.

Note G - Commitments and Contingencies

Operating Leases

UTS currently has no lease obligations. Our executive offices our located in Gilbert, AZ. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

Litigation

As of March 31, 2007, UTS did not have any outstanding legal issues outside of the ordinary course of business.

Note H - Subsequent Events

There are no subsequent events.

Page - 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

This report and other reports, as well as other written and oral statements made or released by us, may contain forward-looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", and "may", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the ability to raise needed financing, increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Audited Financials included on Form 10-KSB for the fiscal year ended December 31, 2006.

 Results of Operations

Our net loss for three months ended March 31, 2007 was $122,483. There is not a prior year comparison as the Company was not organized until July, 2006. A discussion of our results of operations is as follows:

Revenues for three months ended March 31, 2007 were $142,671. This is a result of our aggressive sales and marketing efforts.

Our cost of services was $122,888, or 86% of sales. Cost for services includes various expenses associated with providing our products and services. This includes units, activation of GPS services, wireless carrier services and mapping access. We expect cost of services to decrease, as a percent of sales, as we expand our customer base and increase our revenues.

Operating expenses were $141,935 for the three months ended March 31, 2007. This expense is attributable to various administrative and professional fees associated with our operations including marketing, payroll, office , and other miscellaneous expenses.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $122,483 for the three months ended March 31, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital surplus and stockholders’ equity of $24,668 and $25,862, respectively, as of March 31, 2007. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

Page - 10

Management is seeking additional financial resources, which the Company believes will support operations until profitability can be achieved. These financial resources include financing from both related and non-related third parties, as discussed in the accompanying footnotes to the financial statements. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

We expect our operating expenses to continue to increase as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term loans from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Page - 11

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Value Consulting is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2007.

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TRACKING SOLUTIONS, INC.

Dated: May 15, 2007	/s/ Keith Tench
By: Keith Tench, Chief Executive Officer

Dated: May 15, 2007	/s/ Terrell Horne
By: Terrell Horne, Cheif Financial Officer

Page - 12