Form 10QSB
period 2007-06-30
Universal Tracking Solutions,Inc.
filed 2007-08-20
CIK 1379528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2007, there were outstanding 10,542,500 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Page - 1

UNIVERSAL TRACKING SOLUTIONS, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Page - 2

UNIVERSAL TRACKING SOLUTIONS, INC.
BALANCE SHEET
JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	2007	2006
Current Assets:
Cash	$33,713	$31,000
Accounts receivable	83,707	45,423
Inventory	37,377	42,088
Note receivable	20,000	20,000
Other current assets	11,273	39,900
Total current assets	186,070	178,411

Fixed assets, net	1,194	1,194

Total Assets	$187,264	$179,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$73,787	$31,026
Note payable - related party	153,000	-
Accrued liabilities	38,466	234
Total current liabilities	265,253	31,260

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: June 30, 2007 - 10,542,500 shares; December 31, 2006 - 10,542,500 shares	1,054	1,054
Paid-in capital	358,876	358,876
Accumulated deficit	(437,919)	(211,585)
Total stockholders’ equity (deficit)	(77,989)	148,345

Total Liabilities and Stockholders’ Deficit	$187,264	$179,605

See accompanying notes to these financial statements.

Page - 3

UNIVERSAL TRACKING SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

	Three Months	Six Months
	2007	2007

Revenue	$214,812	$357,483
Cost of revenue	148,822	271,710
Gross profit	65,990	85,773

Operating expenses	169,758	311,693

Operating income	(103,768)	(225,920)

Other income (expense)	(83)	(414)

Net income (loss)	$(103,851)	$(226,334)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	10,542,500	10,542,500

See accompanying notes to these financial statements.

Page - 4

UNIVERSAL TRACKING SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

2007
Cash Flows From Operating Activities
Net loss	$(226,334)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-
Changes in operating assets and liabilities:
Accounts receivable	-38,284
Inventory	4,711
Note receivable	-
Other current assets	28,627
Accounts payable	42,761
Note payable - related party	153,000
Accrued liabilities	38,232
Total adjustments	229,047

Net cash flows from operating activities	2,713

Cash Flows From Investing Activities
Purchases of property and equipment	-
Net cash flows from investing activities	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-
Net cash provided by financing activities	-

Net Change in Cash	$2,713

Cash, Beginning of the Period	$31,000

Cash, End of the Period	$33,713

See accompanying notes to these financial statements.

Page - 5

UNIVERSAL TRACKING SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2007

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

Accounts Receivable

UTS’ trade accounts receivable result from the sale of its products and services, and consist of private and public companies. UTS uses the allowance method to account for uncollectible accounts. Bad debt expense for the year three months ended June 30, 2007 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose UTS to concentrations of credit risk consist principally of trade accounts receivable.

UTS’ trade accounts receivable result from the sale of its products and services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. UTS had two customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales for the three months ended June 30, 2007. Two customers represented a cumulative total of 48% of gross accounts receivable and 38% of net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

UTS estimates that the fair value of all financial instruments at June 30, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. UTS did not have direct-response advertising costs during the three months ended June 30, 2007.

Accounting for Stock-based Compensation

UTS accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Accordingly, compensation costs for stock options and warrants are measured as the excess, if any, of the fair value of the stock at the date of grant, over the stock option exercise price. UTS accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") Under SFAS No. 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.

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

Note B - Income Taxes

For income tax purposes UTS had $103,851 of net operating losses for the three months ended June 30, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Note Receivable

On October 1, 2006, UTS entered into a short-term, month to month loan with a shareholder for $20,000. As of March 31, 2007 the balance of the loan was $20,000.

Note D - Related Party Transactions

Note Receivable

On February 1, 2007, UTS entered into a non-interest bearing short-term credit agreement with Dan Seifer, a director and shareholder of the Company, for a total of $133,000. The note was increased by $20,000 during the second quarter of 2007. As of June 30, 2007 $153,000 was outstanding under this agreement.

Note E - Cash Flow Supplemental Information

Cash paid for interest during the period ended June 30, 2007 amounted to $83.

During the year ended December 31, 2006, UTS issued 10,542,500 shares of restricted common stock, valued at $359,250, to various investors and service providers, including both of the Company’s officers and directors.

Page - 8

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

 Results of Operations

Three months ended June 30, 2007

Our net loss for three months ended June 30, 2007 was $103,851. There is not a prior year comparison as the Company was not organized until July, 2006. A discussion of our results of operations is as follows:

Revenues for three months ended June 30, 2007 were $214,812. This is a result of our aggressive sales and marketing efforts.

Our cost of services was $148,822, or 69% of sales. Cost for services includes various expenses associated with providing our products and services. This includes units, activation of GPS services, wireless carrier services and mapping access. We expect cost of services to decrease, as a percent of sales, as we expand our customer base and increase our revenues.

Operating expenses were $169,758 for the three months ended June 30, 2007. This expense is attributable to various administrative and professional fees associated with our operations including marketing, payroll, office, and other miscellaneous expenses.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $103,851 for the three months ended June 30, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Page - 10

Six months ended June 30, 2007

Our net loss for six months ended June 30, 2007 was $226,334. There is not a prior year comparison as the Company was not organized until July, 2006. A discussion of our results of operations is as follows:

Revenues for six months ended June 30, 2007 were $357,483. This is a result of our aggressive sales and marketing efforts.

Our cost of services was $271,710, or 76% of sales. Cost for services includes various expenses associated with providing our products and services. This includes units, activation of GPS services, wireless carrier services and mapping access. We expect cost of services to decrease, as a percent of sales, as we expand our customer base and increase our revenues.

Operating expenses were $311,693 for the six months ended June 30, 2007. This expense is attributable to various administrative and professional fees associated with our operations including marketing, payroll, office, and other miscellaneous expenses.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $226,334 for the six months ended June 30, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital deficit and stockholders’ deficit of $79,183 and $77,989, respectively, as of June 30, 2007. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Page - 11

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Universal Tracking is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended June 30, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended June 30, 2007.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the second quarter of 2007.

Page - 12

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL TRACKING SOLUTIONS, INC.

Dated: August 15, 2007	/s/ Keith Tench
By: Keith Tench, Chief Executive Officer

Dated: August 15, 2007	/s/ Terrell Horne
By: Terrell Horne, Chief Executive Officer

Page - 13